Form 10QSB
period 2005-03-31
Film & Music Entertainment, Inc.
filed 2006-01-30
CIK 1309152

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
 (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2005


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ______________ to _______________


                             0-51164
                     ----------------------
                    (Commission file number)


               FILM AND MUSIC ENTERTAINMENT, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                 Nevada                      01-0802246
       ---------------------------          ------------
      (State or other jurisdiction         (IRS Employer
   of incorporation or organization)    Identification No.)


 5670 Wilshire Blvd., Suite 1690, Los Angeles, California  90036
 ---------------------------------------------------------------
            (Address of principal executive offices)


                         (323) 904-5200
                    -------------------------
                   (Issuer's telephone number)


                               N/A
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2005 - 125,170,398 shares of common stock

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No  [X]


Transitional Small Business Disclosure Format (check one):
                                                Yes [ ]   No [X]

             FILM AND MUSIC ENTERTAINMENT, INC.

                            Index

                                                                      Page
                                                                     Number
                                                                     -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet as of March 31, 2005
         (unaudited)                                                   F-2

         Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004 (unaudited)        F-3

         Consolidated Statement of Stockholders' Equity for the
         three months ended March 31, 2005 (unaudited)                 F-4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)        F-5

         Notes to Consolidated Financial Statements (unaudited)      F-6-F-10

Item 2.  Management's Discussion and Analysis or Plan of Operations    11

Item 3.  Controls and Procedures                                       16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   17

Item 3.  Defaults Upon Senior Securities                               17

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 5.  Other Information                                             17

Item 6.  Exhibits                                                      18

SIGNATURES                                                             19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Film and Music Entertainment, Inc. and Subsidiaries

                      Consolidated Balance Sheet


                                                                 March
                                                                31, 2005
                                                              -----------
                                                              (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $  2,087,718
  Restricted cash                                                  40,518
  Loan receivable from Miracle Entertainment, Inc.                 50,000
  Other current assets (including amounts due from
    related party of $7,339)                                       83,771
  Investment in equity securities                               1,317,755
                                                              -----------

TOTAL CURRENT ASSETS                                            3,579,762

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $8,622                                           36,773
REAL ESTATE INVESTMENTS                                           430,000
FILM COSTS                                                         75,000

                                                              -----------
TOTAL ASSETS                                                 $  4,121,535
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $     57,163
  Accrued expenses (including amounts due from
    related party of $2,848)                                      175,297
  Production advances                                              39,785

                                                              -----------
TOTAL CURRENT LIABILITIES                                         272,245
                                                              -----------

COMMITMENT AND CONTINGENCIES (Note 8)                                   -

STOCKHOLDER'S EQUITY
  Common stock, $0.001 par value; 250,000,000 shares
    authorized; 125,220,398 shares issued and outstanding         125,220
  Additional paid-in capital                                   21,139,867
  Accumulated deficit                                         (17,415,797)

                                                              -----------
TOTAL STOCKHOLDERS' EQUITY                                      3,849,290

                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,121,535
                                                              ===========



           The accompanying notes are an integral part of these unaudited consolidated financial statements.

         Film and Music Entertainment, Inc. and Subsidiaries

               Consolidated Statements of Operations



                                                                Three Months Ended
                                                           ---------------------------
                                                               March          March
                                                              31, 2005       31, 2004
                                                           ------------   ------------
                                                            (unaudited)     (unaudited)

REVENUE                                                    $      4,925   $          -

OPERATING EXPENSES
  Production costs                                                    -         61,307
  Advertising costs                                              27,392          6,437
  Compensation expense                                           47,346         39,794
  Consulting expense                                              6,750          1,920
  General and administrative expenses                           149,053         38,343

                                                           ------------   ------------
TOTAL OPERATING EXPENSES                                        230,541        147,801
                                                           ------------   ------------

LOSS FROM OPERATIONS                                           (225,616)      (147,801)
                                                           ------------   ------------

OTHER INCOME (EXPENSE)
  Investment income                                               4,414              -
  Unrealized loss on marketable equity securities              (110,361)             -
  Gain on disposition of real estate                            208,500              -

                                                           ------------   ------------
TOTAL OTHER INCOME (EXPENSE)                                    102,553              -
                                                           ------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (123,063)      (147,801)

PROVISION FOR INCOME TAXES                                            -              -
                                                           ------------   ------------


NET LOSS                                                   $   (123,063)  $   (147,801)
                                                           ============   ============

NET LOSS PER SHARE - BASIC AND DILUTED                     $      (0.00)  $      (0.00)
                                                           ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
   AND DILUTED                                              131,170,398     99,355,398
                                                           ============   ============



           The accompanying notes are an integral part of these unaudited consolidated financial statements.

            Film and Music Entertainment, Inc. and Subsidiaries

               Consolidated Statement of Stockholders' Equity

                                (unaudited)



                                                                              Additional                       Total
                                                       Common Stock             Paid-in       Accumulated   Stockholders'
                                                    Shares        Amount        Capital         Deficit        Equity
                                                 -----------   -----------    -----------     -----------   -----------
Balance, December 31, 2004                       140,970,398       140,970     21,596,617     (17,292,734)    4,444,853

Shares canceled in connection with transfer of
   real estate investment to former owner        (15,750,000)      (15,750)      (456,750)                     (472,500)
Net loss                                                   -             -              -        (123,063)     (123,063)

                                                 -----------   -----------    -----------   -------------   -----------
Balance, March 31, 2005                          125,220,398   $   125,220   $ 21,139,867   $ (17,415,797)  $ 3,849,290
                                                 ===========   ===========   ============   =============   ===========



           The accompanying notes are an integral part of these unaudited consolidated financial statements.

         Film and Music Entertainment, Inc. and Subsidiaries

                 Consolidated Statements of Cash Flows


                                                              Three Months Ended
                                                           --------------------------
                                                              March          March
                                                             31, 2005       31, 2004
                                                           ------------   ------------
                                                            (unaudited)    (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (123,063)   $  (147,801)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation expense                                       2,380              -
      Unrealized loss on marketable equity securities          110,361              -
      Gain on disposition of real estate                      (208,500)             -
      Purchase of marketable equity securities                (768,167)             -

 Changes in operating assets and liabilities:
    Other current assets                                       (75,337)             -
    Accounts payable                                           (27,325)        16,920
    Accrued expenses                                               248        131,734
    Production advances                                         (2,537)        17,430

                                                          ------------   ------------
Net cash used in operating activities                       (1,091,940)        18,283
                                                          ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds received from Miracle Entertainment                       -          6,554
                                                          ------------   ------------
Net cash provided by financing activities                            -          6,554
                                                          ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (1,091,940)        24,837

CASH AND CASH EQUIVALENTS, Beginning of period               3,179,658        112,079
                                                          ------------   ------------

CASH AND CASH EQUIVALENTS, End of period                   $ 2,087,718    $   136,916
                                                          ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                           $         -    $         -
                                                          ============   ============
   Income taxes paid                                       $         -    $         -
                                                          ============   ============



           The accompanying notes are an integral part of these unaudited consolidated financial statements.

            FILM AND MUSIC ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Film and Music Entertainment, Inc. (the "Company"),
pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10SB. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Stock Options
-------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three months ended March 31, 2005 and 2004.

Note 2 - Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. At March 31, 2005 there were 81,407,000 options outstanding that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

            FILM AND MUSIC ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



Note 3 -  Investments in Marketable Equity Securities

The Company invests some of its excess cash in marketable equity securities. The marketable equity securities comprise of common stock of publicly traded companies. These investments are classified as trading securities as they are held principally for the purpose of selling in the near term. They are reported at fair value with unrealized gains and losses included in earnings. The fair value is determined by using the securities quoted market price as obtained from stock exchanges on which each securities trades.

Investment  income,  principally  dividends,  is  recorded   when
earned. Realized capital gains and losses are calculated based on
the   cost  of  securities  sold,  which  is  determined  by  the
"identified cost" method.

The unrealized gains/(losses) in the Company's portfolio of marketable equity securities as of March 31, 2005 is as follows:


               Historical costs basis             $1,440,286
               Unrealized gains                       30,339
               Unrealized losses                    (152,870)
                                                  ----------
               Fair value                         $1,317,755
                                                  ==========

Note 4 - Loan Receivable from Miracle Entertainment, Inc.

As  of  December 31, 2003, Miracle Entertainment, Inc.  owed  the
Company,  $66,317. This amount        was considered a short-term
loan, non-interest bearing and unsecured. During June 2004, the Company executed a secured promissory note with Miracle Entertainment Inc. The repayment terms call for two equal payments of $25,000. The first payment is due April 15, 2005. The second payment is due December 15, 2005. The promissory note is non-interest bearing and is secured by 5,000,000 shares of the Company's stock. As of the March 31, 2005 the market value of the shares of the Company's stock exceeded the carrying value of the note of $50,000. Therefore, no write down of the note was deemed necessary.

Note 5 - Property and Equipment

The cost of property and equipment at March 31, 2005 consisted of the following:

                                              March 31,
                                                2005


         Computers                            $    3,330
         Automobile                               32,065
         Furniture and fixtures                   10,000
                                              ----------
                                                  45,395
         Less accumulated depreciation            (8,622)
                                              ----------
                                              $   36,773
                                              ==========


Depreciation  expense for the three months ended March  31,  2005 and 2004 was $2,380 and $0, respectively.

            FILM AND MUSIC ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



Note 6 - Real Estate Investments

On February 3, 2005, the Company entered into an agreement with a stockholder whereby the stockholder agreed to surrender to Company 15,750,000 shares of the Company's common stock owned by the stockholder and the Company agreed to give up any rights to a hypothecated money interest relating to certain real estate located in Cochise County, Arizona that the Company has recorded on its books at $264,000. The Company removed the real estate investment of $264,000 from its books and canceled 15,750,000 shares of its common stock valued at $0.03 per share or $472,500. The Company recognized a gain of $208,500 as a result of this transaction.

Note 7 - Stockholders' Equity

Common stock
------------

During the three months ended March 31, 2005, the Company has the following transactions in its common stock:
  * canceled 15,750,000 shares of its common stock valued at $472,500 for a certain parcel of real estate; and

Note 8 - Commitments and Contingencies

Litigation
----------

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Miracle   Entertainment,  Inc.  et.  al  v.  Filmstar   Releasing
Corporation  et.  al.,  Los  Angeles  Superior  Court,  Case  No.
BC302233:

This is a complaint for unlawful conversion, breach of contract and fraud, commenced in September, 2003 by Miracle Entertainment, Inc., a company of which John Daly was Chairman, against a firm and several individuals who had previously contracted to raise funds for productions sponsored by Miracle Entertainment. A counter-claim was filed by the defendants in March, 2004, adding the Company as a defendant.

On  May  2,  2005 a confidential Settlement Agreement and  Mutual
Release was executed between the Company and remaining litigants on terms acceptable to all the parties resulting in no liability and complete release of claims against the company.


Carol  Lefko  v. Film and Music Entertainment, Inc.,  Celebration
Pictures,  Inc., John Daly and Peter Beale, Los Angeles  Superior
Court, Case No. BC318753.

This is a complaint for breach of an alleged oral agreement commenced July 20, 2004 between the plaintiff and the defendants whereby the plaintiff would provide services as casting director of a film to be called "Host" and produced by Celebration Productions, Inc. which was added as a party to this lawsuit by amendment in February 2005. The plaintiff alleges that she performed the services but was not paid and is owed $12,000 for breach of contract plus $60,000 for "waiting time." The defendants have answered denying any liability, that no contract existed and that no services could have been rendered to the

            FILM AND MUSIC ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



Company since the film never went into pre-production. The Company is informed and believes that Kevin Lewis and Peter Beale, in their individual capacity, were to be co-producers of the film "Host." Mr. Lewis was also to be the director of the film and that any agreement with plaintiff is between plaintiff and Mr. Lewis. The Company maintains that no contract exists between Ms. Lefko and either FAME or Celebration or both. The Company maintains that Ms. Lefko has never been employed by any of these entities, as indicated by Company records and that neither the Company nor Celebration Pictures, Inc. ever hired any casting director.

All the Defendants except Beale filed their general denial with affirmative defenses on September 1, 2004. Film And Music responded to plaintiff's first set of written discovery. The trial took place on July 13 and 14, 2005 and the court denied any liability on the part of the defendants to the plaintiff. The Company does not expect Ms. Lefko to appeal.


Sunset  Towers  Partnership v. First Miracle Group.  Los  Angeles
Superior  Court, Case No. SC072450.

This is a motion to amend a judgment entered against First Miracle Group by its former landlord in the amount of $300,000 to include Celebration Productions, Inc. and Film and Music Entertainment, Inc. Sunset Towers is claiming that Celebration and the Company are in fact successors in interest of Miracle Entertainment, Inc. and are therefore liable for the judgment.

The Company and Celebration have filed an opposition to the motion denying any theory that the Company and/or Celebration are successors-in-interest of First Miracle Group and/or Miracle Entertainment, Inc. in as much as only a portion of Miracle's assets were acquired by the Company and fair consideration in the amount of $3,000,000 worth of the Company's stock; that the Company and Miracle are separate, distinct publicly traded companies, with separate shareholders, boards, officers and businesses with the single exception that Mr. Daly was at the time of acquisition a Board member and officer of both companies; that neither the Company or Celebration had the opportunity to defend the litigation from which the judgment derived; and that neither the Company nor Celebration expressly assumed the liability of Miracles obligation under the judgment.

The motion was heard on May 17, 2005 and the Court denied the plaintiff's motion, finding on the evidence presented that Miracle Entertainment did not transfer all of its assets to the Company and that the Company was not the successor-in-interest of Miracle. On July 8, 2005 Sunset Towers filed a motion to appeal. The Company has no reason to believe an appeal will overturn the earlier findings in its favor.



Note 9 - Subsequent Events

The Company executed a Letter of Intent in January 2006 with 100% Entertainment and Red Hot Entertainment to produce low budget Science Fiction films in High Definition. The Letter calls for the Company to arrange 50% of the budget of the features for which the Company shall receive distribution fees world-wide along with 50% of the profits. The Company shall have mutual script and cast approval and in addition to the first feature, the Company has the option to co-produce an additional 10 films over four years.

On December 15, 2005 the Company foreclosed on the security of 2,500,000 shares of the Company's common stock held as collateral against the balance of the note of $25,000. As of the December 15, 2005 the market value of the foreclosed upon shares of the

            FILM AND MUSIC ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



Company's stock exceeded the remaining carrying value of the note of $25,000 by $275,000. Therefore, Company recognized a gain in this amount.

On  November 23, 2005, the Company issued 2,450,000 share of  its
common  stock  for the exercise of stock options.   The  exercise
price was paid by reducing accrued expenses by $1,225.

Item 2. Management's Discussion and Analysis or Plan of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 and their explanatory notes included as part of this Form 10-QSB, and (2) our annual audited consolidated financial statements and explanatory notes for the years ended
December 31, 2004 and 2003 included on Form 10-SB filed with the Securities and Exchange Commission on August 4, 2005.

Overview

Film and Music Entertainment, Inc. is a holding company which, through its subsidiaries, develops, produces, sells and distributes films and associated entertainment.

Our wholly-owned Celebration Productions, Inc. subsidiary, provides comprehensive production services for filmed entertainment. Celebration Productions has provided production service relating to the development of the film "The Harder They Fall" and "The Disappeared" and production supervisory services to the films "Played" and "Moonpie". Revenue is recognized from productions as earned and such revenue will usually be partially from specific contractual fees and from contingent compensation paid as profits are earned. Our wholly-owned Celebration Pictures, Inc. provides sales and distribution services for North America for our and third party productions. In 2005, Celebration Pictures has been provided these services on two films, "The Aryan Couple" and "Waking Up Dead". Revenues are recognized in accordance with AICPA SOP 00-2. Our wholly-owned subsidiary, Celebration International Pictures, Ltd (BVI), provides sales and distribution services for the rest of the world excluding North America for our and third party productions. The Company ceased its sales and distribution efforts in "Waking Up Dead as of October 13, 2005 and has retained a lien against future earnings of the film for all money spent in the marketing of the film.
The Company also has two non-operating subsidiaries, East Mojave Corporation and Myrob Properties, Inc., in which are held certain real estate assets of the company.


Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to impairment of production costs, estimates of film revenue, any potential losses from pending litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

We capitalize films in development as capitalized film costs in accordance with AICPA SOP 00-2. These costs are transferred to film inventories at the point that the film is scheduled for production. On a quarterly basis we review each film in development and/or production as to whether the capitalized costs are in excess of their fair market value, and if so, we write off the excess and reflect the write-off in costs of revenue. If after three years in development a film has not been scheduled for production it is written off and reflected in the costs of revenue.

Under SOP 00-2 the costs of the film, including the capitalized costs, contingent compensation and residual costs (if any) are amortized and included in costs of revenue in the proportion the revenue for that period for the film bears to the estimated total revenue from all markets and territories under the individual-film-forecast-computation method. We review are estimates quarterly and they are revised if necessary. A revision will result in an increase or decrease to the percentage of amortization of the capitalized film costs relative to a previous period. Should the revision result in estimated revenues proving insufficient to cover the unamortized film costs remaining on that film, the difference will be written down to the fair market value based upon its then net present value.


Results of Operations

Three Months Ended March 31, 2005 Compared to March 31, 2004.

We have received minimum revenue from operations to date. We believe that the main sources of our revenue will be revenues from domestic and foreign theatrical distribution, DVD and home video, pay-per-view, pay cable and basic cable distribution and free broadcast television. We have begun to receive income from foreign sales of the movie "The Aryan Couple" under our contract with AV Pictures Ltd. We anticipate this income will continue through next year. The film has generated a minimal amount of theatrical income in the US from festival showings in the first quarter of 2005. Management expects income from US theatrical revenues to increase substantially in the fourth quarter of this year as the film moves from festival showings to a wider release. Management also anticipates revenues to commence from "Waking Up Dead" in the fourth quarter of 2005.


Revenues:  Revenue for the three-month interim period ended March
31, 2005 was $4,925, as compared to $0 for the corresponding interim period in fiscal 2004.

Our revenues for the three-months interim period ended March 31, 2005 were principally derived from the screening of The Aryan
Couple.

We had no revenues for the three months ended March 31, 2004 as the Company was in the process of solidifying contracts for productions.

Operating Expenses and loss from operations: Operating Expenses and loss from operations for the three-month interim ended March 31, 2005 were $230,541 and $225,616, respectively, as compared to $147,801 and $147,801 for the corresponding interim period in fiscal 2004.

The decrease in production costs relates to the write-off of a production during the first quarter of 2004. The increase in advertising cost relates to the increased advertising for The Aryan Couple during the first quarter of 2005. The increase of in compensation expense is mainly attributable to payments for the services of John Daly, which were $0 for the period in 2004. The increase in general and administrative expense relates primarily to the increased costs relating to compliance and legal expense relating in the court cases in which the company was involved.

Other Income(Expense): Other Income(Expense) for the three-months ended March 31, 2005 was $102,553 as compared with $0 for the three-months ended June 30, 2004. This increase was entirely due to a gain of $208,500 realized on the disposition of real estate to a stockholder in return for 15,750,000 shares of the Company's common stock offset by an unrealized loss on our marketable security portfolio.


Liquidity and Capital Resources

Historical Sources of Cash: For the period January 1, 2005 through March 31, 2005 we principally financed our operations through cash on hand derived from the sale of the common shares for cash amounting $5,000,000 in April 2004

Cash Position and Sources and Uses Of Cash: Our cash and cash equivalents position as of March 31, 2005 was $2,087,718 as compared to $3,179,658 as of December 31, 2004. The decrease in our cash and cash equivalents for the three-month interim period ended March 31, 2005 was attributable to the purchase of $768,167 in equity securities.

Our operating activities used cash in the amount of $1,091,940 for the three-month interim period ended March 31, 2005, as compared to cash provided by operating activities of $18,283 for the corresponding interim period in fiscal 2004. The $1,091,940 in cash used in operating activities for the three-month interim period ended March 31, 2005 reflected our net loss of $123,063 for that period, adjustments for non-cash deductions, such as depreciation, unrealized gains and losses on equity securities and gain on the disposal of real estate. In addition, we purchased $768,167 in equity securities which is a use of cash from operations. The $18,283 of cash provided by operating activities for the three-month interim period ended March 31, 2004 reflected our net loss of $147,801 for that period and increased by changes in other operating assets and liabilities.

Capital Resources Going Forward: We have approximately $2,088,000 of cash on hand as of March 31, 2005 to fund our operations going forward. The Company also has on hand approximately $1,318,000 of marketable equity securities as of this date which the Company is holding as reserves for future operations. Our plan of operation for the twelve month period following the date of this quarterly report is for the Company and its subsidiaries to continue to develop, produce, sell and distribute motion pictures. The Company primarily uses third party investor funds for such activities; however the Company may provide limited funds for such activities where Management deems it prudent. We currently have budgeted approximately $1,100,000 in costs for the twelve month period following the date of this quarterly report, including approximately $200,000, in costs relating to the development, production, sales and distribution of films and $900,000 in general, sales and marketing expenses. The Company attempts to cash flow most costs relating to film production and distribution from third party direct investments. Occasionally, the Company may front certain costs to expedite a project to achieve certain goals. The Company attempts to structure any such expenditure so that they are recouped from any further funding in the specific project. If no such further finding occurs the Company may not be able to recoup these expenditures. To date, the Company has limited such expenditures as to be non-material.


Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and investment securities. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to production and distribution schedules, sales revenues, customer demand, seasonal, economic and market conditions. Our total net assets at March 31, 2005 were $4,121,535 compared to $4,746,712 at December 31, 2004. The Company intends to increase employees by two in the first quarter of 2006; however, these additions should not substantially change its overhead structure. The only other current plans affecting overhead would be the costs associated with the addition of independent directors to the Board and D & O Insurance and an anticipated reduction in headquarters' lease expense as we intend to lease smaller premises at a lower rate when the current lease ends on March 1, 2006. With these additional expenses, the Company would still have sufficient cash, cash equivalents and liquidateable investment securities to cover operating expenses for the next 24 months.


We believe that cash generated by operations in conjunction with our available working capital will be sufficient to continue our business for the next twelve months. We believe that our capital structure is adequate for our current operations. We continually review our overall capital and funding needs to ensure that our capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company's future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, we believe that we may continue to increase our net capital by the proceeds of private sales of our securities. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the sell of the equity securities owned by the Company, public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances.

Our anticipated costs described above are estimates based upon our current business plan. Our actual costs could vary materially from those estimated. Further, we could also change our current business plan resulting in a change in our anticipated costs. See the discussion concerning forward-looking statements.

To date we have financed our operations through the private placement of equity securities. On May 4, 2004 we completed a private placement of 50,000,000 shares of our Common Stock for a total consideration of $5,000,000. We have not employed any significant leverage or debt.

The Company has no plans to purchase any assets at this time.
However, the Company constantly reviews industry opportunities to acquire income producing assets for possible acquisition.


Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Subsequent Events
-----------------

We executed a Letter of Intent in January 2006 with 100% Entertainment and Red Hot Entertainment to produce low budget Science Fiction films in High Definition. The Letter calls for us to arrange 50% of the budget of the features for which the Company shall receive distribution fees world-wide along with 50% of the profits. We shall have mutual script and cast approval and in addition to the first feature, we have the option to co-produce an additional 10 films over four years.

On December 15, 2005 we foreclosed on the security of 2,500,000 shares of our common stock held as collateral against the balance of the note of $25,000. As of the December 15, 2005 the market value of the foreclosed upon shares of our stock exceeded the remaining carrying value of the note of $25,000 by $275,000. Therefore, we recognized a gain in this amount.

On November 23, 2005, the we issued 2,450,000 share of our common stock for the exercise of stock options. The exercise price was paid by reducing accrued expenses by $1,225.



FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.



Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Miracle   Entertainment,  Inc.  et.  al  v.  Filmstar   Releasing
Corporation  et.  al.,  Los  Angeles  Superior  Court,  Case  No.
BC302233:

This is a complaint for unlawful conversion, breach of contract and fraud, commenced in September, 2003 by Miracle Entertainment, Inc., a company of which John Daly was Chairman, against a firm and several individuals who had previously contracted to raise funds for productions sponsored by Miracle Entertainment. A counter-claim was filed by the defendants in March, 2004, adding the Company as a defendant.

On  May  2,  2005 a confidential Settlement Agreement and  Mutual
Release was executed between the Company and remaining litigants on terms acceptable to all the parties resulting in no liability and complete release of claims against the company.


Carol  Lefko  v. Film and Music Entertainment, Inc.,  Celebration
Pictures,  Inc., John Daly and Peter Beale, Los Angeles  Superior
Court, Case No. BC318753.

This is a complaint for breach of an alleged oral agreement commenced July 20, 2004 between the plaintiff and the defendants whereby the plaintiff would provide services as casting director of a film to be called "Host" and produced by Celebration Productions, Inc. which was added as a party to this lawsuit by amendment in February 2005. The plaintiff alleges that she performed the services but was not paid and is owed $12,000 for breach of contract plus $60,000 for "waiting time." The defendants have answered denying any liability, that no contract existed and that no services could have been rendered to the
Company since the film never went into pre-production. The Company is informed and believes that Kevin Lewis and Peter Beale, in their individual capacity, were to be co-producers of the film "Host." Mr. Lewis was also to be the director of the film and that any agreement with plaintiff is between plaintiff and Mr. Lewis. The Company maintains that no contract exists between Ms. Lefko and either FAME or Celebration or both. The Company maintains that Ms. Lefko has never been employed by any of these entities, as indicated by Company records and that neither the Company nor Celebration Pictures, Inc. ever hired any casting director.

All the Defendants except Beale filed their general denial with affirmative defenses on September 1, 2004. Film And Music responded to plaintiff's first set of written discovery. The trial took place on July 13 and 14, 2005 and the court denied any liability on the part of the defendants to the plaintiff. The Company does not expect Ms. Lefko to appeal.


Sunset  Towers  Partnership v. First Miracle Group.  Los  Angeles
Superior  Court, Case No. SC072450.

This is a motion to amend a judgment entered against First Miracle Group by its former landlord in the amount of $300,000 to include Celebration Productions, Inc. and Film and Music Entertainment, Inc. Sunset Towers is claiming that Celebration and the Company are in fact successors in interest of Miracle Entertainment, Inc. and are therefore liable for the judgment.

The Company and Celebration have filed an opposition to the motion denying any theory that the Company and/or Celebration are successors-in-interest of First Miracle Group and/or Miracle Entertainment, Inc. in as much as only a portion of Miracle's assets were acquired by the Company and fair consideration in the amount of $3,000,000 worth of the Company's stock; that the Company and Miracle are separate, distinct publicly traded companies, with separate shareholders, boards, officers and businesses with the single exception that Mr. Daly was at the time of acquisition a Board member and officer of both companies; that neither the Company or Celebration had the opportunity to defend the litigation from which the judgment derived; and that neither the Company nor Celebration expressly assumed the liability of Miracles obligation under the judgment.

The motion was heard on May 17, 2005 and the Court denied the plaintiff's motion, finding on the evidence presented that Miracle Entertainment did not transfer all of its assets to the Company and that the Company was not the successor-in-interest of Miracle. On July 8, 2005 Sunset Towers filed a motion to appeal. The Company has no reason to believe an appeal will overturn the earlier findings in its favor.



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)  Exhibits

Regulation
S-B Number                Exhibit
-----------------------------------------------------------------
31.1     Rule 13a-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a) Certification of Chief Financial Officer

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as

         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
         of  2002

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FILM AND MUSIC ENTERTAINMENT, INC.



January 23, 2006              By:  /s/ John Daly
                                 --------------------------------
                                   John Daly
                                   Chairman, President and CEO



January 23, 2006              By:  /s/ Lawrence S. Lotman
                                 -------------------------------
                                   Lawrence S. Lotman
                                   Chief Financial Officer