Form 10QSB
period 2005-06-30
Film & Music Entertainment, Inc.
filed 2006-01-30
CIK 1309152

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
 (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _____________ to ____________


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

                               N/A
  --------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No []

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



<PAGE



               FILM AND MUSIC ENTERTAINMENT, INC.

                              Index

                                                                      Page
                                                                     Number
                                                                     ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2005 (unaudited)     F-2

        Consolidated Statements of Operations for the three and six
        months ended June 30, 2005 and 2004 (unaudited)                F-3

        Consolidated Statement of Stockholders' Equity for the
        six months ended June 30, 2005 (unaudited)                     F-4

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2005 and 2004 (unaudited)            F-5

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Film and Music Entertainment, Inc. and Subsidiaries

                       Consolidated Balance Sheet


                                                              June
                                                             30, 2005
                                                            -----------
                                                            (unaudited)

                           ASSETS
                           ------

CURRENT ASSETS
  Cash and cash equivalents                               $   1,449,292
  Restricted cash                                                40,518
  Loan receivable from Miracle Entertainment, Inc.               25,000
  Other current assets (including amounts due from
    related party of $12,600)                                    91,603
  Investment in equity securities                             1,477,070

                                                           ------------
TOTAL CURRENT ASSETS                                          3,083,483

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $11,439                                       47,014
REAL ESTATE INVESTMENTS                                         430,000
FILM COSTS                                                      248,652
                                                           ------------
TOTAL ASSETS                                              $   3,809,149
                                                           ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                        $      56,891
  Accrued expenses (including amounts due from
    related party of $2,848)                                     85,070
  Production advances                                             9,188
                                                           ------------
TOTAL CURRENT LIABILITIES                                       151,149
                                                           ------------

COMMITMENT AND CONTINGENCIES (Note 8)                                 -

STOCKHOLDER'S EQUITY
  Common stock, $0.001 par value; 250,000,000
     shares authorized; 125,170,398 shares issued
     and outstanding                                            125,170
  Additional paid-in capital                                 21,066,142
   Accumulated deficit                                      (17,533,312)
                                                           ------------
TOTAL STOCKHOLDERS' EQUITY                                    3,658,000
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   3,809,149
                                                           ============




         The accompanying notes are an integral part of these unaudited consolidated financial statements

            Film and Music Entertainment, Inc. and Subsidiaries

                  Consolidated Statements of Operations


                                                               Three Months Ended            Six Months Ended
                                                            --------------------------    --------------------------
                                                               June           June           June           June
                                                             30, 2005       30, 2004       30, 2005       30, 2004
                                                            -----------    -----------   ------------    -----------
                                                            (unaudited)    (unaudited)    (unaudited)    (unaudited)

REVENUE                                                    $    157,099   $          -   $    162,024   $          -

OPERATING EXPENSES
  Production costs                                                    -          2,875              -         64,182
  Advertising costs                                             144,087          2,500        171,479          8,937
  Compensation expense                                          109,257         36,038        156,603         75,832
  Consulting expense                                             16,884         25,000         23,634         26,920
  General and administrative expenses                           120,101        165,448        269,154        203,791

                                                            -----------    -----------   ------------    -----------
TOTAL OPERATING EXPENSES                                        390,329        231,861        620,870        379,662
                                                            -----------    -----------   ------------    -----------

LOSS FROM OPERATIONS                                           (233,230)      (231,861)      (458,846)      (379,662)
                                                            -----------    -----------   ------------    -----------
OTHER INCOME (EXPENSE)
  Other income                                                      185          5,000            185          5,000
  Investment income                                               5,790          2,091         10,204          2,091
  Unrealized loss on marketable equity securities                88,956              -        (21,405)             -
  Realized loss on sale of marketable equity securities         (29,216)             -        (29,216)             -
  Gain on foreclosure of note receivable                         50,000              -         50,000              -
  Gain on disposition of real estate                                  -              -        208,500              -

                                                            -----------    -----------   ------------    -----------
TOTAL OTHER INCOME (EXPENSE)                                    115,715          7,091        218,268          7,091
                                                            -----------    -----------   ------------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (117,515)      (224,770)      (240,578)      (372,571)

PROVISION FOR INCOME TAXES                                            -              -              -              -
                                                            -----------    -----------   ------------    -----------

NET LOSS                                                   $   (117,515)  $   (224,770)  $   (240,578)  $   (372,571)
                                                            ===========    ===========    ===========    ===========


NET LOSS PER SHARE - BASIC AND DILUTED                     $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                                            ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
   AND DILUTED                                              124,155,563    133,393,393    127,643,602    116,374,395
                                                            ===========    ===========    ===========    ===========




         The accompanying notes are an integral part of these unaudited consolidated financial statements

          Film and Music Entertainment, Inc. and Subsidiaries

             Consolidated Statement of Stockholders' Equity

                                (unaudited)


                                                                                    Additional                      Total
                                                            Common Stock             Paid-in      Accumulated    Stockholders'
                                                        Shares         Amount        Capital        Deficit         Equity
                                                     ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004                           140,970,398        140,970     21,596,617    (17,292,734)     4,444,853

Issuance of common stock for exercise of options       2,450,000          2,450         (1,225)                        1,225
Shares canceled in connection with non-payment on
  note receivable                                     (2,500,000)        (2,500)       (72,500)                      (75,000)
Shares canceled in connection with transfer of
  real estate investment to former owner             (15,750,000)       (15,750)      (456,750)                     (472,500)
Net loss                                                       -              -              -       (240,578)      (240,578)
                                                     ------------   ------------  -------------  -------------  -------------
Balance, June 30, 2005                               125,170,398    $   125,170   $ 21,066,142   $(17,533,312)  $  3,658,000
                                                     ============   ============  =============  =============  =============





         The accompanying notes are an integral part of these unaudited consolidated financial statements

          Film and Music Entertainment, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows


                                                                 Six Months Ended
                                                           ----------------------------
                                                                June            June
                                                              30, 2005        30, 2004
                                                           ------------    ------------
                                                            (unaudited)     (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (240,578)   $   (372,571)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation expense                                        5,197           1,444
      Common stock issued for services                                -           3,700
      Unrealized loss on marketable equity securities            21,405               -
      Gain on disposition of real estate                       (208,500)              -
      Gain on foreclosure of note receivable                    (50,000)              -
      Purchase of marketable equity securities               (1,539,151)              -
      Sale of marketable securities                             700,625               -
  Changes in operating assets and liabilities:
  Other current assets                                          (83,169)        (30,155)
  Film costs                                                   (173,652)              -
  Accounts payable                                              (27,597)         29,044
  Accrued expenses                                              (88,754)         97,981
  Production advances                                           (33,134)         31,563

                                                            -----------     -----------
Net cash used in operating activities                        (1,717,308)       (238,994)
                                                            -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (13,058)              -
  Purchase of real estate                                             -        (337,048)
                                                            -----------     -----------
Net cash used in investing activities                           (13,058)       (337,048)
                                                            -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds received from Miracle Entertainment                        -           6,347
  Proceeds from sale of common stock                                  -       5,000,000
  Proceeds from exercise of options                                   -             625
                                                            -----------     -----------
Net cash provided by financing activities                             -       5,006,972
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (1,730,366)      4,430,930

CASH AND CASH EQUIVALENTS, Beginning of period                3,179,658         112,079
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, End of period                   $  1,449,292    $  4,543,009
                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

   Interest paid                                           $         50    $          -
                                                            ===========     ===========
   Income taxes paid                                       $          -    $          -
                                                            ===========     ===========



         The accompanying notes are an integral part of these unaudited consolidated financial statements

          FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)




Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by Film and Music Entertainment, Inc. (the "Company"),
pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10SB. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three and six months ended June 30, 2005 and 2004.

Note 2 - Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. At June 30, 2005 there were 78,957,000 options outstanding that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

          FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


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

The unrealized gains/(losses) in the Company's portfolio of marketable equity securities as of June 30, 2005 is as follows:

               Historical costs basis        $1,510,646
               Unrealized gains                 116,923
               Unrealized losses               (150,499)
                                             ----------
               Fair value                    $1,477,070
                                             ==========


Note 4 - Loan Receivable from Miracle Entertainment, Inc.

As  of  December 31, 2003, Miracle Entertainment, Inc.  owed  the
Company,  $66,317. This amount        was considered a short-term
loan, non-interest bearing and unsecured. During June 2004, the Company executed a secured promissory note with Miracle Entertainment Inc. The repayment terms call for two equal payments of $25,000. The first payment is due April 15, 2005. The second payment is due December 15, 2005. The promissory note is non-interest bearing and is secured by 5,000,000 shares of the Company's stock. On April 15, 2005, Miracle did not make the required payment of $25,000; therefore the Company foreclosed on 2,500,000 shares of its common stock used to secure the loan. As a result of this foreclosure, the Company recognized a gain of $50,000 since the value of the 2,500,000 shares exceeded the required payment by $50,000. As of the June 30, 2005 the market value of the remaining shares of the Company's stock exceeded the remaining carrying value of the note of $25,000. Therefore, no write down of the note was deemed necessary.

Note 5 - Property and Equipment

The cost of property and equipment at June 30, 2005 consisted of the following:

                                                  June 30,
                                                   2005
                                                ----------

         Computers                              $    3,330
         Automobile                                 32,065
         Furniture and fixtures                     23,058
                                                ----------
                                                    58,453
         Less accumulated depreciation             (11,439)
                                                ----------

                                                $   47,014
                                                ==========

          FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


Depreciation expense for the six months ended June 30, 2005 and 2004 was $5,197 and $1,444, respectively.

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

Note 7 - Stockholders' Equity

Common stock
------------

During the six months ended June 30, 2005, the Company has the following transactions in its common stock:

  * canceled 15,750,000 shares of its common stock valued at $472,500 for a certain parcel of real estate;
  * issued 2,450,000 share of its common stock for the exercise of stock options. The exercise price was paid by reducing accrued expenses by $1,225; and
  * canceled 2,500,000 shares of common stock valued at $75,000 that was used to secure a loan receivable.

Note 8 - Commitments and Contingencies

Litigation
----------

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

          FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


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

          FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


along with 50% of the profits. The Company shall have mutual script and cast approval and in addition to the first feature, the Company has the option to co-produce an additional 10 films over four years.

On December 15, 2005 the Company foreclosed on the security of 2,500,000 shares of the Company's common stock held as collateral against the balance of the note of $25,000. As of the December 15, 2005 the market value of the foreclosed upon shares of the Company's stock exceeded the remaining carrying value of the note of $25,000 by $275,000. Therefore, Company recognized a gain in this amount.

On  November 23, 2005, the Company issued 2,450,000 share of  its
common  stock  for the exercise of stock options.   The  exercise
price was paid by reducing accrued expenses by $1,225.

Item 2. Management's Discussion and Analysis or Plan of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited consolidated financial statements for the six months ended June 30, 2005 and 2004 and their explanatory notes included as part of this Form 10-QSB, and (2) our annual audited consolidated financial statements and explanatory notes for the years ended
December 31, 2004 and 2003 included on Form 10-SB filed with the Securities and Exchange Commission on August 4, 2005.

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


Results of Operations

Six Months Ended June 30, 2005 Compared to June 30, 2004.

We have received minimum revenue from operations to date. We believe that the main sources of our revenue will be revenues from domestic and foreign theatrical distribution, DVD and home video, pay-per-view, pay cable and basic cable distribution and free broadcast television. We have begun to receive income from foreign sales of the movie "The Aryan Couple" under our contract with AV Pictures Ltd. We anticipate this income will continue through next year. The film has generated a minimal amount of theatrical income in the US from festival showings in the first half of 2005. Management expects income from US theatrical revenues to increase substantially in the fourth quarter of this year as the film moves from festival showings to a wider release. Management also anticipates revenues to commence from "Waking Up Dead" in the fourth quarter of 2005.

Revenues:  Revenue for the six-month interim period ended June
30, 2005 was $162,024, as compared to $0 for the corresponding interim period in fiscal 2004.

Our revenues for the six-months interim period ended June 30, 2005 were principally derived from the screening of The Aryan Couple, production services rendered by our Celebration Productions subsidiary and the proceeds of the sale of the distribution rights to the film "Tournament of Dreams".

We had no revenues for the six months ended June 30, 2004 as the Company was in the process of solidifying contracts for productions.

Operating Expenses and loss from operations: Operating Expenses and loss from operations for the six-month interim ended June 30, 2005 were $620,870 and $458,846, respectively, as compared to $379,662 and $379,662 for the corresponding interim period in fiscal 2004.

The decrease in production costs relates to the write-off of a production in 2004. The increase in advertising cost relates to the increased advertising for The Aryan Couple during the first half of 2005. The increase of in compensation expense is mainly attributable to payments for the services of John Daly, which were $0 for the period in 2004. The increase in general and administrative expense relates primarily to the increased costs relating to compliance and legal expense relating in the court cases in which the company was involved.

Other Income(Expense): Other Income(Expense) for the six-months ended June 30, 2005 was $218,268 as compared with $7,091 for the six-months ended June 30, 2004. This increase was entirely due to a gain of $208,500 realized on the disposition of real estate to a stockholder in return for 15,750,000 shares of the Company's common stock.

Three Months Ended June 30, 2005 Compared to June 30, 2004.


Revenues:  Revenue for the three-month interim period ended June
30, 2005 was $157,099, as compared to $0 for the corresponding interim period in fiscal 2004.

Our revenues for the three-months interim period ended June 30, 2005 were principally derived from the screening of The Aryan Couple, production services rendered by our Celebration Productions subsidiary and the proceeds of the sale of the distribution rights to the film "Tournament of Dreams".
We had no revenues for the three months ended June 30, 2004 as the Company was in the process of solidifying contracts for productions.

Operating Expenses and loss from operations: Operating Expenses and loss from operations for the three-month interim ended June 30, 2005 were $390,329 and $233,230, respectively, as compared to $231,861 and $231,861 for the corresponding interim period in fiscal 2004.

The decrease in production costs relates to the write-off of a production in 2004. The increase in advertising cost relates to the increased advertising for The Aryan Couple during the quarter ended June 30, 2005. The increase of in compensation expense is mainly attributable to payments for the services of John Daly, which were $0 for the period in 2004. The decrease in general and administrative expense relates primarily to the decreased costs relating to professional fees.

Other Income(Expense): Other Income(Expense) for the three-months ended June 30, 2005 was $115,715 as compared with $7,091 for the three-months ended June 30, 2004. This increase was entirely due to a gain of $50,000 realized on the foreclosure of a note receivable and the cancellation of shares securing the note and a gain of $59,740 (realized and unrealized)on our portfolio or marketable securities.


Liquidity and Capital Resources

Historical Sources of Cash: For the period January 1, 2005 through June 30, 2005 we principally financed our operations through cash on hand derived from the sale of common shares for cash amounting $5,000,000 in April 2004.

Cash Position and Sources and Uses Of Cash: Our cash and cash equivalents position as of June 30, 2005 was $1,449,292 as compared to $3,179,658 as of December 31, 2004. The decrease in our cash and cash equivalents for the six-month interim period ended June 30, 2005 was attributable to the net increase in equity securities of $838,526 resulting from the purchase and sale of $1,539,151 and $700,625, respectively.

Our operating activities used cash in the amount of $1,717,308 for the six-month interim period ended June 30, 2005, as compared to $238,994 for the corresponding interim period in fiscal 2004. The $1,717,308 in cash used in operating activities for the six-month interim period ended June 30, 2005 reflected our net loss of $240,578 for that period, adjustments for non-cash deductions, such as depreciation, unrealized gains and losses on equity securities and gain on the disposal of real estate and foreclosure of a note receivable. In addition, we purchased
(net) $838,526 in equity securities which is a use of cash from operations and changes in other operating assets and liabilities resulted in use of cash of $406,306. The $238,994 of cash used in operating activities for the six-month interim period ended June 30, 2004 reflected our net loss of $372,571 for that period and increased by changes in other operating assets and liabilities.

Capital Resources Going Forward: We have approximately $1,450,000 of cash on hand as of June 30, 2005 to fund our operations going forward. The Company also has on hand approximately $1,477,000 of marketable equity securities as of this date which the Company is holding as reserves for future operations. Our plan of operation for the twelve month period following the date of this quarterly report is for the Company and its subsidiaries to continue to develop, produce, sell and distribute motion pictures. The Company primarily uses third party investor funds for such activities; however the Company may provide limited funds for such activities where Management deems it prudent. We currently have budgeted approximately $1,100,000 in costs for the twelve month period following the date of this quarterly report, including approximately $200,000, in costs relating to the development, production, sales and distribution of films and $900,000 in general, sales and marketing expenses. The Company attempts to cash flow most costs relating to film production and distribution from third party direct investments. Occasionally, the Company may front certain costs to expedite a project to achieve certain goals. The Company attempts to structure any such expenditure so that they are recouped from any further funding in the specific project. If no such further finding occurs the Company may not be able to recoup these expenditures. To date, the Company has limited such expenditures as to be non-material.


Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and investment securities. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to production and distribution schedules, sales revenues, customer demand, seasonal, economic and market conditions. Our total net assets at June 30, 2005 were $3,809,149 compared to $4,746,712 at December 31, 2004. The Company intends to increase employees by two in the first quarter of 2006; however, these additions should not substantially change its overhead structure. The only other current plans affecting overhead would be the costs associated with the addition of independent directors to the Board and D & O Insurance and an anticipated reduction in headquarters' lease expense as we intend to lease smaller premises at a lower rate when the current lease ends on March 1, 2006. With these additional expenses, the Company would still have sufficient cash, cash equivalents and liquidateable investment securities to cover operating expenses for the next 24 months.


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

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the sale of the equity securities owned by the Company, public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)  Exhibits


Regulation
SB Number                      Exhibit
-------------------------------------------------------------------

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


                              FILM AND MUSIC ENTERTAINMENT, INC.



January 23, 2006              By:  /s/ John Daly
                                   ---------------------------
                                   John Daly
                                   Chairman, President and CEO



January 23, 2006              By:  /s/ Lawrence S. Lotman
                                   ---------------------------
                                   Lawrence S. Lotman
                                   Chief Financial Officer