Form 10QSB
period 2005-09-30
Film & Music Entertainment, Inc.
filed 2006-01-30
CIK 1309152

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
 (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from  ___________ to ___________

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

                 FILM AND MUSIC ENTERTAINMENT, INC.

                               Index

                                                                     Page
                                                                    Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2005
           (unaudited)                                                  F-2

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 2005  and  2004
           (unaudited)                                                  F-3

           Consolidated Statement of Stockholders' Equity for
           the nine months ended September 30, 2005 (unaudited)         F-4

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2005 and 2004 (unaudited)         F-5

           Notes to Consolidated Financial Statements (unaudited)       F-6


Item 2.    Management's Discussion and Analysis or Plan of Operations    11

Item 3.    Controls and Procedures                                       15

PART II.   OTHER INFORMATION                                             16

Item  1.   Legal Proceedings                                             16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   17

Item 3.    Defaults Upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item  5.   Other Information                                             17

Item 6.    Exhibits                                                      17

SIGNATURES                                                               18

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

       Film and Music Entertainment, Inc. and Subsidiaries

                     Consolidated Balance Sheet


                                                               September
                                                               30, 2005
                                                               ---------
                                                              (unaudited)
                              ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                 $    502,474
  Restricted cash                                                 40,518
  Loan receivable from Miracle Entertainment, Inc.                25,000
  Other current assets (including amounts due from
     related party of $17,797)                                   190,067
  Investment in equity securities                              1,840,710

                                                            ------------
TOTAL CURRENT ASSETS                                           2,598,769

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $15,307                                        82,768
REAL ESTATE INVESTMENTS                                          430,000
FILM COSTS                                                       476,146
                                                            ------------
TOTAL ASSETS                                                $  3,587,683
                                                            ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $     59,859
   Accrued expenses (including amounts due from related
      party of $2,848)                                            68,040
   Production advances                                             6,924

                                                            ------------
TOTAL CURRENT LIABILITIES                                        134,823
                                                            ------------

COMMITMENT AND CONTINGENCIES (Note 8)                                -

STOCKHOLDER'S EQUITY
   Common stock, $0.001 par value; 250,000,000 shares
     authorized; 125,170,398 shares issued and outstanding       125,170
   Additional paid-in capital                                 21,066,142
   Accumulated deficit                                       (17,738,452)

                                                            ------------
TOTAL STOCKHOLDERS' EQUITY                                     3,452,860
                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  3,587,683
                                                            ============



       The accompanying notes are an integral part of these unaudited consolidated financial statements.

          Film and Music Entertainment, Inc. and Subsidiaries

               Consolidated Statements of Operations


                                                      Three Months Ended                Nine Months Ended
                                                 ----------------------------      ---------------------------
                                                   September       September        September       September
                                                   30, 2005        30, 2004         30, 2005        30, 2004
                                                 ------------     -----------      -----------     -----------
                                                  (unaudited)     (unaudited)      (unaudited)     (unaudited)


REVENUE                                          $          -    $           -    $    162,024    $          -

OPERATING EXPENSES
  Production costs                                          -           26,417               -          90,599
  Advertising costs                                   108,366                -         279,845           8,937
  Compensation expense                                 92,672          130,982         249,275         206,814
  Consulting expense                                   16,241            2,000          39,875          28,920
  General and administrative expenses                 137,087           85,769         406,241         289,560

                                                 ------------     -----------      -----------     -----------
TOTAL OPERATING EXPENSES                              354,366          245,168         975,236         624,830
                                                 ------------     -----------      -----------     -----------

LOSS FROM OPERATIONS                                 (354,366)        (245,168)       (813,212)       (624,830)
                                                 ------------     -----------      -----------     -----------
OTHER INCOME (EXPENSE)
  Other income                                          8,999            5,000           9,184          10,000
  Investment income                                     6,921           11,079          17,125          13,170
  Unrealized loss on marketable equity
     securities                                       166,942                -         145,537               -
  Realized loss on sale of marketable
     equity securities                                (33,636)               -         (62,852)              -
  Gain on foreclosure of note receivable                    -                -          50,000               -
  Gain on disposition of real estate                        -                -         208,500               -
                                                 ------------     -----------      -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                          149,226           16,079         367,494          23,170
                                                 ------------     -----------      -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES               (205,140)        (229,089)       (445,718)       (601,660)

PROVISION FOR INCOME TAXES                                  -                -               -               -
                                                 ------------     -----------      -----------     -----------

NET LOSS                                         $   (205,140)    $   (229,089)   $   (445,718)   $   (601,660)
                                                 ============     ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED           $      (0.00)    $      (0.00)   $      (0.00)   $      (0.00)
                                                 ============     ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                               125,170,398      151,957,898     126,810,142     128,322,141
                                                 ============     ============    ============    ============


       The accompanying notes are an integral part of these unaudited consolidated financial statements.

           Film and Music Entertainment, Inc. and Subsidiaries

            Consolidated Statement of Stockholders' Equity

                               (unaudited)


                                                                              Additional                    Total
                                                           Common Stock       Paid- in     Accumulated   Stockholders'
                                                      Shares       Amount      Capital       Deficit        Equity
                                                    -----------  ---------   -----------    ----------    ----------
Balance, December 31, 2004                          140,970,398    140,970    21,596,617   (17,292,734)    4,444,853

Issuance of common stock for exercise of options      2,450,000      2,450        (1,225)                      1,225
Shares canceled in connection with non-payment on
   note receivable                                   (2,500,000)    (2,500)      (72,500)                    (75,000)
Shares canceled in connection with transfer of
   real estate investment to former owner           (15,750,000)   (15,750)     (456,750)                   (472,500)
Net loss                                                      -          -             -      (445,718)     (445,718)
                                                    -----------  ---------   -----------    ----------    ----------
Balance, June 30, 2005                              125,170,398  $ 125,170  $ 21,066,142  $(17,738,452)  $ 3,452,860
                                                    ===========  =========  ============  ============   ===========








       The accompanying notes are an integral part of these unaudited consolidated financial statements.

          Film and Music Entertainment, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows

                                                                Nine Months Ended
                                                           ---------------------------
                                                            September       September
                                                             30, 2005        30, 2004
                                                           -----------     -----------
                                                            (unaudited)     (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (445,718)    $  (601,660)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation expense                                       9,065           3,769
      Common stock issued for services                               -           3,700
      Unrealized loss on marketable equity securities         (145,537)              -
      Gain on disposition of real estate                      (208,500)              -
      Gain on foreclosure of note receivable                   (50,000)              -
      Purchase of marketable equity securities              (2,895,862)              -
      Sale of marketable securities                          1,860,638               -
   Changes in operating assets and liabilities:
      Other current assets                                    (181,633)        (23,891)
      Film costs                                              (401,146)              -
      Accounts payable                                         (24,629)         18,804
      Accrued expenses                                        (105,784)        147,239
      Production advances                                      (35,398)         12,123
                                                           -----------     -----------
Net cash used in operating activities                       (2,624,504)       (439,916)
                                                           -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (52,680)        (32,065)
  Increase in restricted cash                                        -         (40,518)
  Investment in SMS Musicmaker Ltd.                                  -         (48,909)
  Purchase of real estate                                            -        (373,001)
                                                           -----------     -----------
Net cash used in investing activities                          (52,680)       (494,493)
                                                           -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds received from Miracle Entertainment                       -           6,347
  Proceeds from sale of common stock                                 -       5,000,000
  Proceeds from exercise of options                                  -             625
                                                           -----------     -----------
Net cash provided by financing activities                            -       5,006,972
                                                           -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (2,677,184)      4,072,563

CASH AND CASH EQUIVALENTS, Beginning of period               3,179,658         112,079
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS, End of period                   $   502,474     $ 4,184,642
                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

  Interest paid                                            $     2,217     $         -
                                                           ===========     ===========
  Income taxes paid                                        $         -     $         -
                                                           ===========     ===========



       The accompanying notes are an integral part of these unaudited consolidated financial statements.

         FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


Note 1 - Basis of Presentation


The unaudited consolidated financial statements have been prepared by Film and Music Entertainment, Inc. (the "Company"),
pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10SB. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three and nine months ended September 30, 2005 and 2004.

Note 2 - Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. At September 30, 2005 there were 79,957,000 options outstanding that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

The unrealized gains/(losses) in the Company's portfolio of marketable equity securities as of September 30, 2005 is as follows:

               Historical costs basis          $   1,707,343
               Unrealized gains                      303,747
               Unrealized losses                    (170,380)
                                               -------------
               Fair value                      $   1,840,710
                                               =============

Note 4 - Loan Receivable from Miracle Entertainment, Inc.

As  of  December 31, 2003, Miracle Entertainment, Inc.  owed  the
Company,  $66,317. This amount        was considered a short-term
loan, non-interest bearing and unsecured. During June 2004, the Company executed a secured promissory note with Miracle Entertainment Inc. The repayment terms call for two equal payments of $25,000. The first payment is due April 15, 2005. The second payment is due December 15, 2005. The promissory note is non-interest bearing and is secured by 5,000,000 shares of the Company's stock. On April 15, 2005, Miracle did not make the required payment of $25,000; therefore the Company foreclosed on 2,500,000 shares of its common stock used to secure the loan. As a result of this foreclosure, the Company recognized a gain of $50,000 since the value of the 2,500,000 shares exceeded the required payment by $50,000. As of the September 30, 2005 the market value of the remaining shares of the Company's stock exceeded the remaining carrying value of the note of $25,000. Therefore, no write down of the note was deemed necessary.

Note 5 - Property and Equipment

The  cost  of  property  and  equipment  at  September  30,  2005 consisted of the following:


                                                    September 30,
                                                        2005

         Computers                                   $    3,330
         Automobile                                      61,197
         Furniture and fixtures                          33,548
                                                     ----------
                                                         98,075
         Less accumulated depreciation                  (15,307)
                                                     ----------
                                                     $   82,768
                                                     ==========

         FILM AND MUSIC ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


Depreciation expense for the nine months ended September 30, 2005 and 2004 was $9,065 and $3,769, respectively.

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

Note 7 - Stockholders' Equity

Common stock
------------

During the nine months ended September 30, 2005, the Company has the following transactions in its common stock:

    * canceled 15,750,000 shares of its common stock valued at $472,500 for a certain parcel of real estate;
    * issued 2,450,000 share of its common stock for the exercise of stock options. The exercise price was paid by reducing accrued expenses by $1,225; and
    * canceled 2,500,000 shares of common stock valued at $75,000 that was used to secure a loan receivable.

Note 8 - Commitments and Contingencies

Litigation
----------

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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


Note 8 - Subsequent Events
--------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited consolidated financial statements for the nine months ended September 30, 2005 and 2004 and their explanatory notes included as part of this Form 10-QSB, and (2) our annual audited consolidated financial statements and explanatory notes for the years ended
December 31, 2004 and 2003 included on Form 10-SB filed with the Securities and Exchange Commission on August 4, 2005.

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


Results of Operations

Nine  Months  Ended September 30, 2005 Compared to September  30,
2004.

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

Revenues:   Revenue  for  the  nine-month  interim  period  ended
September 30, 2005 was $162,024, as compared to $0 for the corresponding interim period in fiscal 2004.

Our revenues for the nine-months interim period ended September 30, 2005 were principally derived from the screening of The Aryan Couple, production services rendered by our Celebration Productions subsidiary and the proceeds of the sale of the distribution rights to the film "Tournament of Dreams".

We  had no revenues for the nine months ended September 30,  2004 as the Company was in the process of solidifying contracts for productions.

Operating Expenses and loss from operations: Operating Expenses and loss from operations for the nine-month interim ended September 30, 2005 were $975,236 and $813,212, respectively, as compared to $624,830 and $624,830 for the corresponding interim period in fiscal 2004.

The decrease in production costs relates to the write-off of a production in of 2004. The increase in advertising cost relates to the increased advertising for The Aryan Couple during the first nine-months of 2005. The increase of in compensation expense is mainly attributable to payments for the services of John Daly, which were $0 for the period in 2004. The increase in general and administrative expense relates primarily to the increased costs relating to compliance and legal expense relating in the court cases in which the company was involved.

Other Income(Expense): Other Income(Expense) for the nine-months ended September 30, 2005 was $367,494 as compared with $23,170for the nine-months ended September 30, 2004. This increase was entirely due to a gain of $208,500 realized on the disposition of real estate to a stockholder in return for 15,750,000 shares of the Company's common stock and net gains (realized and unrealized) on our marketable securities portfolio of $82,685.

Three  Months  Ended September 30, 2005 Compared to September 30,
2004.

Revenues:   Revenue  for  the  three-month  interim  period ended
September 30, 2005 was $0 as compared to $0 for the corresponding interim period in fiscal 2004.

Operating Expenses and loss from operations: Operating Expenses and loss from operations for the three-month interim ended September 30, 2005 were $354,366 and $354,366, respectively, as compared to $245,168 and $245,168 for the corresponding interim period in fiscal 2004.

The decrease in production costs relates to the write-off of a production in of 2004. The increase in advertising cost relates to the increased advertising for The Aryan Couple during the first three-months of 2005. The increase in general and administrative expense relates primarily to the increased costs relating to compliance and legal expense relating in the court cases in which the company was involved.

Other Income(Expense):  Other Income(Expense) for the three-months
ended   September  30,  2005   was  $149,226  as  compared   with
$16,079 for the three-months ended September 30, 2004. This increase was principally due to net gains realized and unrealized) on our marketable securities portfolio of $133,306.


Three  Months  Ended September 30, 2005 Compared to September 30,
2004.

Revenues:   Revenue  for  the  three-month  interim  period ended
September 30, 2005 was $0 as compared to $0 for the corresponding interim period in fiscal 2004.

Operating Expenses and loss from operations: Operating Expenses and loss from operations for the three-month interim ended September 30, 2005 were $354,366 and $354,366, respectively, as compared to $245,168 and $245,168 for the corresponding interim period in fiscal 2004.

The decrease in production costs relates to the write-off of a production in of 2004. The increase in advertising cost relates to the increased advertising for The Aryan Couple during the first three-months of 2005. The increase in general and administrative expense relates primarily to the increased costs relating to compliance and legal expense relating in the court cases in which the company was involved.


Liquidity and Capital Resources

Historical  Sources  of  Cash:  For the period  January  1,  2005 through September 30, 2005 we principally financed our operations through cash on hand derived from the sale of common shares for cash amounting $5,000,000 in April 2004.

Cash Position and Sources and Uses Of Cash: Our cash and cash equivalents position as of September 30, 2005 was $502,474 as compared to $3,179,658 as of December 31, 2004. The decrease in our cash and cash equivalents for the nine-month interim period ended September 30, 2005 was attributable to the net increase in equity securities of $1,035,224 resulting from the purchase and sale of $2,895,862 and $1,860,638, respectively.

Our operating activities used cash in the amount of $2,624,504 for the nine-month interim period ended September 30, 2005, as compared to $439,916 for the corresponding interim period in fiscal 2004. The $2,624,504 in cash used in operating activities for the nine-month interim period ended September 30, 2005 reflected our net loss of $445,718 for that period, adjustments for non-cash deductions, such as depreciation, unrealized gains and losses on equity securities and gain on the disposal of real estate and foreclosure of a note receivable. In addition, we purchased (net) $1,035,224 in equity securities which is a use of cash from operations and changes in other operating assets and liabilities resulted in use of cash of $748,590. The $439,916 of cash used in operating activities for the nine-month interim period ended September 30, 2004 reflected our net loss of $601,660 for that period and increased by changes in other operating assets and liabilities.

Capital Resources Going Forward: We have approximately $502,000 of cash on hand as of September 30, 2005 to fund our operations going forward. The Company also has on hand approximately $1,841,000 of marketable equity securities as of this date which the Company is holding as reserves for future operations. Our plan of operation for the twelve month period following the date of this quarterly report is for the Company and its subsidiaries to continue to develop, produce, sell and distribute motion pictures. The Company primarily uses third party investor funds for such activities; however the Company may provide limited funds for such activities where Management deems it prudent. We currently have budgeted approximately $1,100,000 in costs for the twelve month period following the date of this report, including approximately $200,000, in costs relating to the development, production, sales and distribution of films and $900,000 in general, sales and marketing expenses. The Company attempts to cash flow most costs relating to film production and distribution from third party direct investments. Occasionally, the Company may front certain costs to expedite a project to achieve certain goals. The Company attempts to structure any such expenditure so that they are recouped from any further funding in the specific project. If no such further finding occurs the Company may not be able to recoup these expenditures. To date, the Company has limited such expenditures as to be non-material.

Our  assets  are  reasonably liquid with a  substantial  majority
consisting   of   cash  and  cash  equivalents,  and   investment
securities. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to production and distribution schedules, sales revenues, customer demand, seasonal, economic and market conditions. Our total net assets at September 30, 2005 were $3,587,683 compared to $4,746,712 at
December 31, 2004. The Company intends to increase employees by two in the first quarter of 2006; however, these additions should not substantially change its overhead structure. The only other current plans affecting overhead would be the costs associated with the addition of independent directors to the Board and D & O Insurance and an anticipated reduction in headquarters' lease expense as we intend to lease smaller premises at a lower rate when the current lease ends on March 1, 2006. With these additional expenses, the Company would still have sufficient cash, cash equivalents and liquidateable investment securities to cover operating expenses for the next 24 months.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)  Exhibits

---------------------------------------------------------------------
Regulation
S-B Number   Exhibit
---------------------------------------------------------------------
31.1   Rule 13a-14(a) Certification of Chief Executive Officer
---------------------------------------------------------------------
31.2   Rule 13a-14(a) Certification of Chief Financial Officer
---------------------------------------------------------------------
32.1   Certification Pursuant to 18 U.S.C. Section  1350,  as
       Adopted  Pursuant  to  Section 906 of the Sarbanes-Oxley
       Act  of 2002
---------------------------------------------------------------------

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FILM AND MUSIC ENTERTAINMENT, INC.



January 23, 2006              By:  /s/ John Daly
                                 ----------------------------
                                 John Daly
                                 Chairman, President and CEO



January 23, 2006              By:  /s/ Lawrence S. Lotman
                                 ----------------------------
                                 Lawrence S. Lotman
                                 Chief Financial Officer